Form 10-K
period 2002-12-25
HOME EQUITY PASS THROUGH CERTIFICATES SERIES 2002-4
filed 2003-03-31
CIK 1202498

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-77054-29

Credit Suisse First Boston Mortgage Securities Corp.
(Exact name of registrant as specified in its charter)

Delaware                          13-3320910
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 5th Floor
New York, New York                              10010
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           (212) 325-2000

Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates Series 2002-4 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes             X - No *
      * The closing date for the transaction was 10/29/2002

                                     PART I


Item 1. Business
      Not applicable.

Item 2.  Properties
      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

	As of December 31, 2002, the Trust had eighteen (18) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data.

	Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Not applicable.

Item 8. Financial Statements and Supplementary Data.

	Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

       Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

	Not applicable.

Item 11. Executive Compensation.

	Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	Not applicable.

Item 13.  Certain Relationships and Related Transactions.

	Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits

                 99.1  Annual Statement as to Compliance.
                 99.2  Annual Independent Public
                          Accountant's Servicing Report.

      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      November 25, 2002;  December 26, 2002



      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates Series 2002-4

      /s/  Matt Ruppel

      Name:  Matt Ruppel

      Title:  Vice President

      Credit Suisse First Boston Mortgage Securities Corp.


Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Matt Ruppel, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates Series 2002-4

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be prepared by the trustee based upon the servicing information required to be provided by the servicer under the pooling and servicing agreement, or inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the pooling and servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.




Date:               March 31, 2003

Signature:          /s/ Matt Ruppel

Name:		    Matt Ruppel

Company:            Credit Suisse First Boston Mortgage Securities Corp.

Title:              Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Statement of Compliance
               99.2 Report of Independent Accountants




       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance

Annual Statement as to Compliance

In accordance with the applicable section in each of the Pooling and Servicing Agreements specified:

Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital,Inc., Seller, Fairbanks Capital Corp., Servicer and Special Servicer and U.S. Bank National Association, Trustee -Pooling and Servicing Agreement -Home Equity Asset
Trust 2002-4
10/01/2002

i. a review of the activities of the Servicer during the year ended December 31,2002 and of performance under this Agreement has been made under such officers' supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year.


 /s/	William P. Garland

	William P. Garland
	President
	Fairbanks Capital Corp.
	March 11, 2003


	EXHIBIT 99.2 -- Report of Independent Accountants

Report of Independent Accountants

Board of Directors
Fairbanks Capital Corp.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

January 20,2003